Form 10QSB
period 1995-09-30
JACQUES MILLER BALANCED FUND LP
filed 1995-11-03
CIK 785958

FORM 10-QSB.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        Quarterly or Transitional Report

                   (As last amended by 34-32231, eff. 6/3/93.)

                     U.S. Securities and Exchange Commission
                             Washington, D.C.  20549


                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1995


[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                  For the transition period.........to.........

                         Commission file number 33-2369


                JACQUES-MILLER BALANCED FUND LIMITED PARTNERSHIP
        (Exact name of small business issuer as specified in its charter)


          Delaware                                            62-1258751
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                              Identification No.)

   1834 Madison Street
   Clarksville, Tennessee                                       37043
(Address of principal executive offices)                      (Zip Code)


                    Issuer's telephone number (615) 648-3301



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No




                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

a)              JACQUES-MILLER BALANCED FUND LIMITED PARTNERSHIP

                     STATEMENT OF NET ASSETS IN LIQUIDATION
                                   (Unaudited)


                               September 30, 1995

 Assets
                                                                        None
 Liabilities
                                                                        None

 Net Assets in Liquidation                                              None

[FN]
                 See Accompanying Notes to Financial Statements

b)              JACQUES-MILLER BALANCED FUND LIMITED PARTNERSHIP

                              STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                                  Nine Months Ended
                                                                     September 30,
                                                                         1994
 Revenues:
       Rental income                                                   $537,259
       Other income                                                      38,332
             Total revenues                                             575,591

 Expenses:
       Operating                                                        245,585
       General and administrative                                        25,644
       Property management fees                                          28,222
       Maintenance                                                       99,922
       Depreciation                                                     122,730
       Interest                                                          56,315
       Property taxes                                                    48,227
             Total expenses                                             626,645

       Net loss                                                        $(51,054)

 Net loss allocated to general partner                                 $   (511)
 Net loss allocated to limited partners                                 (50,543)

                                                                       $(51,054)
 Net loss per limited partnership unit:                                $  (9.58)

[FN]

                   See Accompanying Notes to Financial Statements

c)                JACQUES-MILLER BALANCED FUND LIMITED PARTNERSHIP

                 STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                                    (Unaudited)

                                  Limited
                                Partnership    General        Limited
                                   Units      Partners       Partners         Total


 Net assets in liquidation at
    December 31, 1994             5,273.63    $ 13,449     $ 1,331,410     $ 1,344,859
 Interest income                        --         229          22,742          22,971
 Administrative and
    liquidation expenses                --        (284)        (28,119)        (28,403)

 Distribution to partners        (5,273.63)    (13,394)     (1,326,033)     (1,339,427)

 Net assets in liquidation at
    September 30, 1995                None    $   None     $      None     $      None

[FN]


                   See Accompanying Notes to Financial Statements

d)                       JACQUES-MILLER BALANCED FUND, L.P.

                               STATEMENT OF CASH FLOWS
                                    (Unaudited)



                                                                 Nine Months Ended
                                                                    September 30,
                                                                        1994

 Cash flows from operating activities:
    Net loss                                                          $(51,054)
    Adjustments to reconcile net loss to net
       Depreciation                                                    122,730
       Amortization of loan costs                                        4,049
    Change in accounts:
       Restricted cash                                                    (787)
       Accounts receivable                                              (2,315)
       Escrows for taxes and insurance                                 (66,691)
       Accounts payable                                                (22,036)
       Tenant security deposit liabilities                                 787
       Other liabilities                                                44,651

            Net cash used in operating activities                       29,334

 Cash flows from investing activities:
    Property improvements and replacements                             (15,585)

            Net cash used in investing activities                      (15,585)

 Cash flows from financing activities:
    Payments on mortgage note payable                                  (16,221)

            Net cash used in financing activities                      (16,221)

 Net decrease in cash                                                   (2,472)
 Cash at beginning of period                                           159,716
 Cash at end of period                                                $157,244

 Supplemental disclosure of cash flow information:
 Cash paid for interest                                               $ 52,265

[FN]

                   See Accompanying Notes to Financial Statements

                         JACQUES-MILLER BALANCED FUND, L.P.

                           NOTES TO FINANCIAL STATEMENTS
                                    (Unaudited)


Note A - Basis of Presentation

On December 30, 1994, the Partnership sold its remaining investment property, Riverbrook Apartments. The Partnership accordingly changed its basis of accounting as of December 31, 1994, to a liquidation basis. During the nine months ended September 30, 1995, the Partnership paid its accrued expenses, made a final distribution to the partners and liquidated the Partnership.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

   The Partnership sold its remaining property, Riverbrook Apartments, on December 30, 1994. Total consideration was $2,400,000 and the Partnership recognized a gain on the sale of $805,170. The Partnership has no net assets in liquidation after the final distribution of $1,339,427 made during the current year.

   The Partnership realized a net change in net assets in liquidation of $1,344,859 for the nine months ended September 30, 1995. Income consisted only of interest income and expenses included administrative expenses such as legal and professional fees incurred in the liquidation process, printing costs and postage. The distribution to partners represents the return of a portion of the limited partners' original capital contributions.

                                     SIGNATURES


   In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              JACQUES-MILLER BALANCED FUND LIMITED PARTNERSHIP

                              By:   Jacques-Miller, Inc.
                                    Corporate General Partner



                              By:   /s/C. David Griffin
                                    C. David Griffin
                                    President and Chief Operating Officer


                              Date: November 3, 1995